Form 10-K
period 2006-12-31
New Century Alternative Mortgage Loan Trust 2006-ALT2
filed 2007-04-02
CIK 1378828

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
UNITED STATES
FORM 10-K
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________
333-132809-34
(Commission file number of Issuing Entity)
NEW CENTURY ALTERNATIVE MORTGAGE LOAN TRUST 2006-ALT2
(Exact name of Issuing Entity as specified in its Charter)
GS Mortgage Securities Corp.
(Exact Name of Depositor as Specified in its Charter)
Goldman Sachs Mortgage Company
(Exact Name of Sponsor as Specified in its Charter)
04-3852358, 04-3852359, 04-3852360
(I.R.S. Employer Identification No. of Issuing Entity)
85 Broad Street
Delaware
New York, New York
(State or Other Jurisdiction of Issuing (Address of Principal Executive Offices of
Entity) Issuing Entity)
212-902-10000
10004
(Issuing Entity's Telephone number, (Zip Code of Issuing Entity)
including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule
405 of the Securities Act.
[ Yes] [X No]
Indicate by check mark if the registrant is not required to file reports pursuant to Section
13 or Section 15(d) of the Act. [ Yes] [X No ]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to f ile such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X Yes] [ No]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation
S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Not Applicable.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ Yes] [X No]
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not Applicable.
Documents incorporated by reference:
None
PART I
Item 1. Business.
Omitted.
Item 1A. Risk Factors.
Not Applicable.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Not Applicable.
Item 3. Legal Proceedings.
Omitted.
Item 4. Submission of Matters to a Vote of Security Holders.
Omitted.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities.
Omitted.
Item 6. Selected Financial Data.
Not Applicable.
Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operation.
Not Applicable.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not Applicable.
Item 8. Financial Statements and Supplementary Data.
Not Applicable.
Item 9. Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure.
Not Applicable.
Item 9A. Controls and Procedures.
Not Applicable.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
Not Applicable.

Item 11. Executive Compensation.
Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters.
Not Applicable.
Item 13. Certain Relationships, Related Transactions, and Director
Independence.
Not Applicable.
Item 14. Principal Accounting Fees and Services.
Not Applicable.
SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL
INSTRUCTION J(2) TO FORM 10-K.
Item 1112(b)(2) of Regulation AB. Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) and 1115(b) of Regulation AB. Significant Enhancement
Provider Financial Information

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for any class of certificates issued by the issuing entity.
Item 1117 of Regulation AB. Legal Proceedings.

There are no legal proceedings pending, or known to be contemplated by governmental authorities, against the sponsor, depositor, trustee, issuing entity, any servicer contemplated by Item 1108(a)(3) of Regulation AB, any originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of
Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and
Related Transactions.

None.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria
a) See Exhibit 33 and Exhibit 34.
b) Material instances of noncompliance:
Wells Fargo Bank, N.A. ("Wells Fargo"), as Servicer, identified the following material instances noncompliance with the servicing criteria set forth in Item 1122(d) of Regulation AB as of and for the year ended December 31, 2006:
1122(d)(3)(i) - Delinquency Reporting -- For certain loans sub-serviced by Wells Fargo or for which servicing rights were acquired on a bulk-acquisition basis, Wells Fargo determined that it provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. The incomplete reporting only affected securitizations that included delinquent loans. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided. Wells Fargo subsequently included additional data in the monthly remittance reports, providing the actual borrower due date and unpaid principal balance, together with instructions to use these new fields if such monthly remittance reports are used to calculate delinquency ratios.
1122(d)(4)(vii) - Notification of Intent to Foreclose -- Wells Fargo determined that, as required by certain servicing agreements, it did not provide investors with prior notification of intent to foreclose. While investors received monthly delinquency status reports that listed loans in foreclosure, such reports were received after such loans had been referred to an attorney. A new process is being implemented to send such notifications if contractually required, unless an investor opts out in writing.

Item 1123 of Regulation AB. Servicer Compliance Statement.
See Exhibit 34.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
a) 1. None
2. None
3. Exhibit 31.1 302 Sarbanes-Oxley Certification
Exhibit 33 Item 1122 Compliance with Applicable Servicing Criteria Assessments
33.1) Deutsche Bank National Trust Company, as Custodian
33.2) U.S. Bank National Association, as Trustee
33.3) Wells Fargo Bank, N.A., as Servicer
33.4) Regulus, as Sub- Contractor for Wells Fargo Bank, N.A.
33.5) ZCSIA, as Sub- Contractor for Wells Fargo Bank, N.A.
Exhibit 34 Item 1122 Compliance with Applicable Servicing Criteria Attestations
34.1) Deutsche Bank National Trust Company, as Custodian
34.2) U.S. Bank National Association, as Trustee
34.3) Wells Fargo Bank, N.A., as Servicer
34.4) Regulus, as Sub- Contractor for Wells Fargo Bank, N.A.
34.5) ZCSIA, as Sub- Contractor for Wells Fargo Bank, N.A.
Exhibit 35 Item 1123 Servicer Compliance Statement
35.1) Wells Fargo Bank, N.A., as Servicer

b) Exhibit 31.1 302 Sarbanes-Oxley Certif ication
Exhibit 33 Item 1122 Compliance with Applicable Servicing Criteria Assessments
33.1) Deutsche Bank National Trust Company, as Custodian
33.2) U.S. Bank National Association, as Trustee
33.3) Wells Fargo Bank, N.A., as Servicer
33.4) Regulus, as Sub- Contractor for Wells Fargo Bank, N.A.
33.5) ZCSIA, as Sub- Contractor for Wells Fargo Bank, N.A.
Exhibit 34 Item 1122 Compliance with Applicable Servicing Criteria Attestations
34.1) Deutsche Bank National Trust Company, as Custodian
34.2) U.S. Bank National Association, as Trustee
34.3) Wells Fargo Bank, N.A., as Servicer
34.4) Regulus, as Sub- Contractor for Wells Fargo Bank, N.A.
34.5) ZCSIA, as Sub- Contractor for Wells Fargo Bank, N.A.
Exhibit 35 Item 1123 Servicer Compliance Statement
35.1) Wells Fargo Bank, N.A., as Servicer
c) None
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) : GS Mortgage Securities Corp.

By (Signature and Title): /s/: Michelle Gill
Michelle Gill
Vice President
Date: March 30, 2007
EXHIBIT INDEX

EXHIBIT DESCRIPTION

Exhibit 31.1 302 Sarbanes-Oxley Certification
Exhibit 33 Item 1122 Compliance with Applicable Servicing Criteria Assessments
33.1) Deutsche Bank National Trust Company, as Custodian
33.2) U.S. Bank National Association, as Trustee
33.3) Wells Fargo Bank, N.A., as Servicer
33.4) Regulus, as Sub- Contractor for Wells Fargo Bank, N.A.
33.5) ZCSIA, as Sub- Contractor for Wells Fargo Bank, N.A.
Exhibit 34 Item 1122 Compliance with Applicable Servicing Criteria Attestations
34.1) Deutsche Bank National Trust Company, as Custodian
34.2) U.S. Bank National Association, as Trustee
34.3) Wells Fargo Bank, N.A., as Servicer
34.4) Regulus, as Sub- Contractor for Wells Fargo Bank, N.A.
34.5) ZCSIA, as Sub- Contractor for Wells Fargo Bank, N.A.
Exhibit 35 Item 1123 Servicer Compliance Statement
35.1) Wells Fargo Bank, N.A., as Servicer