Form 10-K/A
period 2006-12-31
New Century Alternative Mortgage Loan Trust 2006-ALT2
filed 2007-04-02
CIK 1378828

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
UNITED STATES
FORM 10-K/A
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
85 Broad Street
Delaware
New York, New York
(State or Other Jurisdiction of incorporation (Address of Principal Executive Offices or organization of Issuing Entity) of Issuing Entity)
212-902-1000
10004
(Issuing Entity's Telephone number, (Zip Code of Issuing Entity)
including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule
405 of the Securities Act.
[ Yes] [X No]
Indicate by check mark if the registrant is not required to file reports pursuant to Section
13 or Section 15(d) of the Act. [ Yes] [X No]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Documents incorporated by reference:
None
PART I
Item 1. Business.
Not Applicable.
Item 1A. Risk Factors.
Not Applicable.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Not Applicable.
Item 3. Legal Proceedings.
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
Not Applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities.
Not Applicable.
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
Not Applicable.
Item 9A. Controls and Procedures.
Not Applicable.
Item 9A(T). Controls and Procedures.
Not Applicable.
Item 9B. Other Information.
Pursuant to a Form 8-K filed on March 28, 2007 (the "March 28th
Announcement"), on March 26, 2007 New Century notified the Federal Home Loan
Mortgage Corp. ("Freddie Mac"), that it was voluntarily terminating its eligibility with
Freddie Mac. As a result of this termination, New Century and its subsidiaries are no longer able to sell mortgage loans directly to Freddie Mac or act as the primary servicer of any mortgage loans for Freddie Mac.
According to the March 28th Announcement several of New Century's lenders have notified New Century of their intent to sell the outstanding mortgage loans that have been financed by the respective lender and offset the proceeds from such sale against the New Century's obligations to the lender, while reserving their rights to seek recovery of any remaining deficiency from New Century. New Century has notified these lenders of its concerns that any such sale be conducted in an appropriate manner, in accordance with applicable law and in accordance with the terms of the applicable financing agreement between the parties.
Pursuant to a Form 8-K filed on March 22, 2007 (the "March 22nd
Announcement"), New Century stated that it had previously announced that it had received notices from Barclays Bank PLC ("Barclays"), in which Barclays alleged that certain events of default had occurred, as defined in that certain Master Repurchase
Agreement, dated as of March 31, 2006 (as amended to date), by and among New
Century, certain of New Century's subsidiaries, Barclays and Sheffield Receivables
Corporation (the "Barclays Agreement"), and purported to accelerate to March 14, 2007 the obligation of New Century's subsidiaries to repurchase all outstanding mortgage loans financed under the Barclays Agreement and to terminate the Barclays Agreement as of that same date. New Century estimated that the aggregate repurchase obligation (the outstanding mortgage loans financed) of its subsidiaries under the Barclays Agreement was approximately $0.9 billion as of March 12, 2007.
According to the March 22nd Announcement, on March 16, 2007, the
parties to the Barclays Agreement entered into a letter agreement (the "Barclays Letter
Agreement") pursuant to which Barclays and Sheffield Receivables Corporation agreed to release New Century and its subsidiaries from its aggregate repurchase obligation under the Barclays Agreement and New Century and its subsidiaries agreed to release their rights to outstanding mortgage loans that had been financed under the Barclays Agreement. The effectiveness of the releases in the Barclays Letter Agreement is subject to the satisfaction of certain preconditions, including that (i) New Century and its subsidiaries shall have made certain payments to Barclays, including forwarding to Barclays all amounts received by New
Century and its subsidiaries after March 1, 2007 with respect to the mortgage loans under the Barclays Agreement, and (ii) New Century and its subsidiaries shall have taken certain actions to facilitate the transfer of the servicing function with respect to the mortgage loans under the Barclays Agreement to a third party appointed by Barclays. As of March 22,
2007, New Century was still in the process of satisfying these preconditions.
According to the March 22nd Announcement, the Barclays Letter
Agreement provides that the outstanding mortgage loans financed under the Barclays
Agreement are being transferred to Barclays "as is", without any representations or warranties by New Century or its subsidiaries, and without any holdback by Barclays. New
Century and its subsidiaries have agreed, however, that if they enter into a settlement or release with any of New Century's other lenders and any such release contains materially more favorable terms for the benefit of any such lender than those in the Barclays Letter
Agreement, then Barclays will be entitled to such more favorable terms. For purposes of this provision, the Barclays Letter Agreement provides that a release with another lender will not be deemed to have terms that are materially more favorable to that lender from an economic standpoint if the terms of such release do not provide for more to such lender than the amount of the outstanding mortgage loans financed by such lender, plus accrued price differential or interest and the transmittal of the principal portion of any loan payments received. The continuing effectiveness of the release by Barclays under the
Barclays Letter Agreement is subject to New Century's compliance with this provision. Upon the effectiveness of the releases contemplated by the Barclays Letter Agreement, the aggregate repurchase obligation (the outstanding mortgage loans financed) of New
Century under its credit facilities will be reduced by approximately $0.9 billion and New
Century will have realized a loss from this transaction of approximately $46 million.
Pursuant to a Form 8-K filed on March 20, 2007 (the "March 20th
Announcement"), New Century stated that it received a Notice of Breach and
Termination of Mortgage Selling and Servicing Contract, dated March 14, 2007, from the
Federal National Mortgage Association ("Fannie Mae"). In its notice, Fannie Mae purports to terminate its mortgage selling and servicing contract (the "Fannie Mae Contract")
with New Century Mortgage Corporation ("NCMC"), a subsidiary of New Century, for cause, based on alleged breaches of the Fannie Mae Contract as well as alleged breaches by NCMC under other contracts with Fannie Mae. As a result of the purported termination,
New Century and its subsidiaries are no longer able to sell mortgage loans directly to
Fannie Mae or act as the primary servicer of any mortgage loans for Fannie Mae.
Pursuant to a Form 8-K filed on March 14, 2007 (the "March 14th
Announcement"), New Century stated that the staff of the New York Stock Exchange
("NYSE") issued a press release, dated March 13, 2007, announcing its determination that
New Century's common stock is no longer suitable for continued listing on the NYSE and will be suspended immediately. New Century announced that the NYSE's press release cited New Century's recent disclosures regarding its liquidity position, as well as New
Century's prior announcement regarding the need to restate certain of its historical financial statements, in support of its determination that New Century's common stock and preferred stock are no longer suitable for continued listing on the NYSE.
In addition, according to the March 14th Announcement, New Century announced that the NYSE's press release also stated that an application to the SEC to delist
New Century's stock from the NYSE is pending the completion of the applicable procedures, including any appeal by New Century of the NYSE staff's decision. New
Century stated that it is reviewing the NYSE staff's decision and accordingly has not yet determined whether it will appeal the staff's decision to delist New Century's stock.
Pursuant to a Form 8-K/A filed on March 13, 2007 (the "March 13th Form 8-
K/A Announcement") by New Century, New Century stated that as of March 9, 2007, all of New Century's lenders under its short-term repurchase agreements and aggregation credit facilities had discontinued their financing with New Century or had notified New
Century of their intent to do so. It further stated in the March 13th Form 8-K/A
Announcement that New Century has received notices from certain of its lenders asserting that New Century and/or its subsidiaries have violated their respective obligations under certain of these financing arrangements and that such violations amount to events of default. According to the March 13th Form 8-K/A Announcement, certain of these lenders have further advised New Century that they are accelerating New Century's obligation to repurchase all outstanding mortgage loans financed under the applicable agreements.
Pursuant to a Form 8-K filed on March 8, 2007 by New Century, New Century stated that as a result of its current constrained funding capacity, New Century has elected to cease accepting loan applications from prospective borrowers effective immediately while New Century seeks to obtain additional funding capacity.
New Century also announced that it was delaying the filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
New Century announced that, although a full review is ongoing, it expects that the modifications to the allowance for loan repurchase losses will result in restated net income for the first three quarters of 2006 that is significantly lower than previously reported in New Century's 2006 interim financial statements.
In addition, New Century announced that although New Century's mortgage loan origination volume increased in 2006 when compared to 2005, New Century's results of operations for the quarter and year ended December 31, 2006 will reflect declines in earnings and profitability when compared to the same periods in 2005. New Century currently expects that it will report a pretax loss for both the fourth quarter and the full year ended December 31, 2006.
According to the March 2nd Announcement, New Century relies on its 15 short-
term repurchase agreements and aggregation credit facilities and an asset-backed commercial paper facility that collectively provide New Century with an aggregate of approximately $13.0 billion of committed and $4.4 billion of uncommitted borrowing capacity to fund mortgage loan originations and purchases pending the pooling and sale of such mortgage loans.
According to the March 2nd Announcement, in the event New Century is unable to obtain satisfactory amendments to and/or waivers of the covenants in its financing arrangements from a sufficient number of its lenders, or obtain alternative funding sources,
New Century's auditor, KPMG, has informed New Century's Audit Committee that its report on New Century's financial statements will include an explanatory paragraph indicating that substantial doubt exists as to New Century's ability to continue as a going concern.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
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
None.
Item 1117 of Regulation AB. Legal Proceedings.
On April 2, 2007, New Century Financial Corporation filed for Chapter 11 bankruptcy in U.S. Bankruptcy Court for the District of Delaware.
Pursuant to a Form 8-K filed on March 28, 2007 (the "March 28th
Announcement"), on March 27, 2007, New Century announced that it had signed consent agreements with the State of Idaho's Department of Finance, the State of Iowa's
Superintendent of Banking, the State of Michigan's Office of Financial and Insurance
Services and the State of Wyoming's Banking Commissioner (the "March 27th Consent
Agreements"). Although New Century has signed the March 27th Consent Agreements and expects to comply with their terms, New Century has not yet received counterpart signatures from the respective states and accordingly such March 27th Consent
Agreements may not be binding on the respective states. The March 27th Consent
Agreements contain allegations that certain of New Century's subsidiaries have engaged in violations of state law, including, among other things, failure to fund mortgage loans after closing. The March 27th Consent Agreements restrain New Century's subsidiaries from taking certain actions, including, among other things, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction.
In addition, according to the March 28th Announcement, the March
27th Consent Agreements also compel New Century's subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold any up front fees collected in connection with pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state.
According to the March 28th Announcement, New Century anticipates that cease and desist orders will continue to be received by New Century and its subsidiaries from additional states in the future and that New Century and its subsidiaries may enter into additional consent agreements similar to the consent agreements already entered into by New Century. New Century stated that it intends to continue to cooperate with its regulators in order to mitigate the impact on consumers resulting from New
Century's funding constraints.
Pursuant to a Form 8-K filed on March 22, 2007 (the "March 22nd
Announcement"), New Century has received cease and desist orders from several states and entered into consent agreements with several states (the "Previous Orders and
Consent Agreements"). On March 20, 2007, certain of New Century's subsidiaries entered into a consent agreement with the State of Maine's Office of Consumer Credit
Regulation, respectively (the "March 20 Consent Agreement").
According to the March 22nd Announcement, consistent with the
Previous Orders and Consent Agreements, the March 20 Consent Agreement contains allegations that certain of New Century's subsidiaries have engaged in violations of state law, including, among other things, failure to fund mortgage loans after closing. Consistent with the Previous Orders and Consent Agreements, the March 20 Consent Agreement seeks to restrain New Century's subsidiaries from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction. The March 20 Consent Agreement also seeks to cause the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold fees relating to pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries'
activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state.
Pursuant to a Form 8-K filed on March 20, 2007 (the "March 20th
Announcement"), on March 16, 2007, New Century received additional cease and desist orders from the State of California (the "California Orders") and certain of New Century's subsidiaries entered into consent agreements with the State of Florida's Office of Financial
Regulation and the State of Washington's Department of Financial Institutions,
respectively, each dated March 16, 2007 (the "March 16 Agreements") and together with the California Orders, the "March 16 Orders and Consent Agreements").
According to the March 20th A nnouncement, consistent with certain other previous consent agreements, the March 16 Orders and Consent Agreements contain allegations that certain of New Century's subsidiaries have engaged in violations of state law, including, among other things, failure to fund mortgage loans after closing. Consistent with certain other previous consent agreements, the March 16 Orders and Consent
Agreements seek to restrain New Century's subsidiaries from taking certain actions, including, among other things, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction. New Century announced that the March 16 Orders and Consent Agreements also seek to cause the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold fees relating to pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state. The California Orders become permanent if not promptly appealed by the applicable subsidiaries. New Century and its subsidiaries are reviewing the California Orders and accordingly have not yet determined whether they will appeal all or any portion of the California Orders.
Pursuant to a Form 8-K filed on March 19, 2007 (the "March 19th
Announcement"), New Century stated that on March 14, 2007 and March 15, 2007, it received additional cease and desist orders from the States of Connecticut, Maryland,
Rhode Island and Tennessee (collectively, the "March 14-15 Orders"). New Century stated that the cease and desist orders contain allegations that certain of New Century's subsidiaries have engaged in violations of applicable state law, including, among other things and failure to fund mortgage loans after a mortgage closing. Additionally, on March
14, 2007, certain of New Century's subsidiaries, entered into a Consent Agreement and
Order, dated March 14, 2007, with the Commonwealth of Pennsylvania Department of
Banking, Bureau of Supervision and Enforcement (the "Consent Agreement").
The March 14-15 Orders and the Consent Agreement seek to restrain New
Century's subsidiaries from taking certain actions, including, among others, engaging in alleged violations of applicable state law and taking new applications for mortgage loans in the relevant jurisdiction. The March 14-15 Orders and the Consent Agreement also seek to cause the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold fees relating to pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state. Certain of the March 14-
15 Orders also seek to revoke the licenses of one or more of New Century's subsidiaries or assess administrative penalties.
The March 14-15 Orders generally become permanent if not promptly appealed by the applicable subsidiaries. New Century and its subsidiaries are reviewing the March
14-15 Orders and accordingly have not yet determined whether they will appeal all or any portion of the March 14-15 Orders.
According to the March 19th Announcement, on March 14, 2007, in connection with a civil action filed against New Century and certain of its subsidiaries in an Ohio state court (the "Ohio Complaint") by the Attorney General of Ohio and the Ohio Division of
Commerce, Division of Financial Institutions, such Ohio state court issued a temporary restraining order, which was subsequently modified by the court on March 16, 2007, against New Century (as modified, the "Ohio TRO"). New Century stated that the Ohio
Complaint and the Ohio TRO contain allegations that New Century has engaged in violations of applicable Ohio state law, including, among other things, failure to fund mortgage loans after closing. New Century stated that the Ohio TRO restrains New
Century from taking certain actions, including, among other things, (i) engaging in violations of Ohio state law, (ii) soliciting applicants and taking new applications for mortgage loans in Ohio and (iii) initiating, prosecuting or enforcing foreclosure actions in
Ohio. New Century announced that the Ohio TRO also requires New Century to confer with the Ohio Attorney General and Division of Commerce by March 22, 2007 regarding the treatment of Ohio loans that are more than 60 days delinquent and are held for sale. New
Century stated that the restraints imposed by the Ohio TRO could further harm New
Century's business. In addition, New Century announced that it is reviewing the Ohio
Complaint and the Ohio TRO and accordingly has not yet determined whether it will appeal all or any portion of the Ohio TRO. Subject to its funding limitations, New Century stated
that it intends to comply with the Ohio TRO pending any appeal.
According to the March 19th Announcement, New Century announced that it anticipates that orders similar to those described above will be received by New Century or its subsidiaries from additional states and that it intends to continue to cooperate with its regulators in order to mitigate the impact on consumers resulting from New Century's funding constraints.
Pursuant to a Form 8-K filed on March 14, 2007 (the "March 14th
Announcement"), New Century has been engaged in recent ongoing discussions with its state regulators regarding New Century's funding constraints and the impact on consumers who are in various stages of the loan origination process with New Century. New Century stated that it has advised these regulators that it has ceased accepting loan applications and that as of March 14, 2007, New Century and its subsidiaries are unable to fund any mortgage loans, including mortgage loans for those consumers who were already in the loan origination process with New Century.
According to the March 14th Announcement, on March 13, 2007, New Century
and certain of its subsidiaries received cease and desist orders from regulators in the
States of Massachusetts, New Hampshire, New Jersey and New York. New Century stated
that the cease and desist orders contain allegations that certain of New Century's subsidiaries have engaged in violations of applicable state law, including, among others, failure to fund mortgage loans after a mortgage closing, failure to meet certain financial requirements, including net worth and available liquidity, and failure to timely notify the state regulators of defaults and terminations under certain of its financing arrangements.
According to the March 14th Announcement, the cease and desist orders seek to restrain the subsidiaries from taking certain actions, including, among others, engaging in further violations of state law, taking new applications for mortgage loans in the relevant jurisdiction, and paying dividends or bonuses to officers, directors or shareholders of the applicable subsidiaries. In addition, the cease and desist orders also seek to cause the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold fees relating to pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries'
activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state. Furthermore, certain of the cease and desist orders also require one or more of the subsidiaries to show cause why their license should not be revoked or why administrative penalties should not be assessed.
According to the March 14th Announcement, the cease and desist orders generally become permanent if not promptly appealed by the applicable subsidiaries. New
Century stated that it is reviewing these orders and accordingly has not yet determined whether it will appeal all or any portion of any of the orders. New Century announced that, subject to its funding limitations, it intends to comply with the orders pending any such appeal.
According to the March 14th Announcement, New Century announced that it anticipates that orders similar to those described above will be received by New Century or its subsidiaries from additional states and that it intends to continue to cooperate with its regulators in order to mitigate the impact on consumers resulting from New Century's funding constraints.
Pursuant to a Form 8-K filed on March 13, 2007 (the "March 13th
Announcement"), by New Century, New Century received a letter from the staff of the
Pacific Regional Office of the Securities Exchange Commission ("SEC") on March 12, 2007,
stating that the staff was conducting a preliminary investigation involving New Century and requesting production of certain documents. In addition, New Century stated that the staff of the SEC had also previously requested a meeting with New Century to discuss the events leading up to the announcement of the restatements and New Century intends to comply with the SEC's request.
In addition, New Century stated in the March 13th Announcement that, on
February 28, 2007, New Century received a letter from the United States Attorney's Office for the Central District of California ("U.S. Attorney's Office") indicating that it was conducting a criminal inquiry under the federal securities laws in connection with trading in
New Century's securities, as well as accounting errors regarding New Century's allowance for repurchase losses. New Century also stated that it has subsequently received a grand jury subpoena requesting production of certain documents. New Century stated that it intends to cooperate with the requests of the U.S. Attorney's Office.
Pursuant to a Form 12b-25 filed on March 2, 2007 (the "March 2nd
Announcement") by New Century, New Century stated that it had previously reported that it had been served with a complaint for a purported securities class action and was aware of nine additional purported class action lawsuits that had been filed against it and certain of its officers and directors alleging certain violations of federal securities laws.
New Century also stated that since that time, it has become aware of four related derivative complaints against certain of its directors and officers, making essentially the same allegations as the federal securities cases relating to New Century's restatements.
New Century stated that it believes that the derivative cases have been or will be filed in
Orange County Superior Court, and that it anticipates that similar actions may be filed in the future.
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
See Exhibit 35.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
a) 1. None
2. None
3. Exhibit 4.1 Trust Agreement, dated as of October 1, 2006, among GS Mortgage Securities Corp., as depositor, U.S. Bank National Association, as trustee and Deutsche Bank National Trust Company, as custodian. (Filed as Exhibit 99.1 to Form 8-K on November 14, 2006, and incorporated by reference herein.)
Exhibit 10.1 Assignment, A ssumption and Recognition Agreement, dated as of October 30, 2006, among Goldman Sachs Mortgage Company, GS Mortgage Securities Corp. and Wells Fargo Bank, National
Association. (Filed as Exhibit 99.2 to Form 8-K on November 14, 2006, and incorporated by reference herein.)
Exhibit 10.2 Assignment, Assumption and Recognition Agreement, dated as of October 30, 2006, among GS Mortgage Securities Corp., U.S. Bank National Association and Wells Fargo Bank, National
Association. (Filed as Exhibit 99.3 to Form 8-K on November 14, 2006, and incorporated by reference herein.
Exhibit 10.3 Assignment, Assumption and Recognition Agreement, dated as of October 30, 2006, among Goldman Sachs Mortgage Company, GS Mortgage Securities Corp. and New Century Mortgage
Corporation. (Filed as Exhibit 99.4 to Form 8-K on November 14, 2006, and incorporated by reference herein.)
Exhibit 10.4 Assignment, Assumption and Recognition Agreement, dated as of October 30, 2006, among GS Mortgage Securities Corp., U.S. Bank National Association and New Century Mortgage
Corporation. (Filed as Exhibit 99.5 to Form 8-K on November 14, 2006, and incorporated by reference herein.)
Exhibit 31.1 302 Sarbanes-Oxley Certification
Exhibit 33 Item 1122 Compliance with Applicable Servicing Criteria - Assessments
33.1) Deutsche Bank National Trust Company, as Custodian
33.2) U.S. Bank National Association, as Trustee
33.3) Wells Fargo Bank, N.A., as Servicer
33.4) Regulus Group LLC, as Vendor
33.5) ZC Sterling Insurance Agnecy, Inc., as Vendor
Exhibit 34 Item 1122 Compliance with Applicable Servicing Criteria - Attestations
34.1) Deutsche Bank National Trust Company, as Custodian
34.2) U.S. Bank National Association, as Trustee
34.3) Wells Fargo Bank, N.A., as Servicer
34.4) Regulus Group LLC, as Vendor
34.5) ZC Sterling Insurance Agnecy, Inc., as Vendor
Exhibit 35 Item 1123 Servicer Compliance Statement
35.1) Wells Fargo Bank, N.A., as Servicer
b) See (a) above
c) Not Applicable.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
(Registrant) : GS Mortgage Securities Corp.
By (Signature and Title): /s/ Michelle Gill
Michelle Gill
Vice President
Date: April 2, 2007
EXHIBIT INDEX
EXHIBIT DESCRIPTION
Exhibit 4.1 Trust Agreement, dated as of October 1, 2006, among GS Mortgage Securities Corp., as depositor, U.S. Bank National Association, as trustee and Deutsche Bank National Trust
Company, as custodian. (Filed as Exhibit 99.1 to Form 8-K on November 14, 2006, and
incorporated by reference herein.)
Exhibit 10.1 Assignment, Assumption and Recognition Agreement, dated as of October 30, 2006, among Goldman Sachs Mortgage Company, GS Mortgage Securities Corp. and Wells Fargo Bank,
National Association. (Filed as Exhibit 99.2 to Form 8-K on November 14, 2006, and
incorporated by reference herein.)
Exhibit 10.2 Assignment, Assumption and Recognition Agreement, dated as of October 30, 2006, among GS Mortgage Securities Corp., U.S. Bank National Association and Wells Fargo Bank,
National Association. (Filed as Exhibit 99.3 to Form 8-K on November 14, 2006, and
incorporated by reference herein.
Exhibit 10.3 Assignment, Assumption and Recognition Agreement, dated as of October 30, 2006, among Goldman Sachs Mortgage Company, GS Mortgage Securities Corp. and New Century
Mortgage Corporation. (Filed as Exhibit 99.4 to Form 8-K on November 14, 2006, and
incorporated by reference herein.)
Exhibit 10.4 Assignment, Assumption and Recognition Agreement, dated as of October 30, 2006, among GS Mortgage Securities Corp., U.S. Bank National Association and New Century Mortgage
Corporation. (Filed as Exhibit 99.5 to Form 8-K on November 14, 2006, and incorporated by reference herein.)
Exhibit 31.1 302 Sarbanes-Oxley Certification
Exhibit 33 Item 1122 Compliance with Applicable Servicing Criteria - Assessments
33.1) Deutsche Bank National Trust Company, as Custodian
33.2) U.S. Bank National Association, as Trustee
33.3) Wells Fargo Bank, N.A., as Servicer
33.4) Regulus Group LLC, as Vendor
33.5) ZC Sterling Insurance Agnecy, Inc., as Vendor
Exhibit 34 Item 1122 Compliance with Applicable Servicing Criteria - Attestations
34.1) Deutsche Bank National Trust Company, as Custodian
34.2) U.S. Bank National Association, as Trustee
34.3) Wells Fargo Bank, N.A., as Servicer
34.4) Regulus Group LLC, as Vendor
34.5) ZC Sterling Insurance Agnecy, Inc., as Vendor
Exhibit 35 Item 1123 Servicer Compliance Statement
35.1) Wells Fargo Bank, N.A., as Servicer